Form 10-K/A
period 2006-12-31
Bear Stearns ALT-A Trust 2006-4
filed 2008-08-04
CIK 1366564

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                     Amendment No. 2 to


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

        See Item 15 (Part IV).


                      EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 21, 2008 (Accession No. 0001056404-08-001382) by Bear Stearns ALT-A Trust 2006-4 (the "Amended 10-K"), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of correcting the footnotes of the compliance documents attached to this Form 10-K/A.



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




      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation <F2>
      b) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for First Horizon
         Home Loan Corporation <F3>
      c) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for GreenPoint
         Mortgage Funding, Inc. <F3>
      d) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for U.S. Bank Home
         Mortgage <F3>
      e) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for Washington
         Mutual Bank <F3>
      f) Bank of America, National Association, as Servicer <F3>
      g) Chevy Chase Bank, F.S.B., as Servicer <F3>
      h) Countrywide Home Loans Servicing LP, as Servicer <F1>
      i) EMC Mortgage Corporation, as Servicer <F1>
      j) EverHome Mortgage Company, as Servicer <F3>
      k) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy Chase Bank, F.S.B. <F3>
      l) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F3>
      m) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for U.S. Bank Home Mortgage <F3>
      n) First Horizon Home Loan Corporation, as Servicer <F1>
      o) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation <F3>
      p) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F3>
      q) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F3>
      r) GreenPoint Mortgage Funding, Inc., as Servicer <F3>
      s) HSBC Mortgage Corporation, USA, as Servicer <F1>
      t) IndyMac Bank, F.S.B., as Servicer <F1>
      u) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      v) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F3>
      w) MidAmerica Bank, FSB, as Servicer <F3>
      x) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      y) PHH Mortgage Corporation, as Servicer <F3>
      z) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F3>
     aa) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation <F3>
     bb) U.S. Bank Home Mortgage, as Servicer <F3>
     cc) Washington Mutual Bank, as Servicer <F3>
     dd) Wells Fargo Bank, N.A., as Servicer <F3>
     ee) Wells Fargo Bank, N.A., as Master Servicer <F1>
     ff) Wells Fargo Bank, N.A., as Securities Administrator <F1>
     gg) Wells Fargo Bank, N.A., as Custodian <F1>
     hh) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F3>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for EMC Mortgage
         Corporation <F2>
      b) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for First Horizon
         Home Loan Corporation <F3>
      c) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for GreenPoint
         Mortgage Funding, Inc. <F3>
      d) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for U.S. Bank Home
         Mortgage <F3>
      e) Restated report on assessment of compliance with servicing criteria for Assurant Inc. as Sub-Contractor for Washington
         Mutual Bank <F3>
      f) Bank of America, National Association, as Servicer <F3>
      g) Chevy Chase Bank, F.S.B., as Servicer <F3>
      h) Countrywide Home Loans Servicing LP, as Servicer <F1>
      i) EMC Mortgage Corporation, as Servicer <F1>
      j) EverHome Mortgage Company, as Servicer <F3>
      k) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Chevy Chase Bank, F.S.B. <F3>
      l) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F3>
      m) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for U.S. Bank Home Mortgage <F3>
      n) First Horizon Home Loan Corporation, as Servicer <F1>
      o) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation <F3>
      p) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F3>
      q) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F3>
      r) GreenPoint Mortgage Funding, Inc., as Servicer <F3>
      s) HSBC Mortgage Corporation, USA, as Servicer <F1>
      t) IndyMac Bank, F.S.B., as Servicer <F1>
      u) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      v) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F3>
      w) MidAmerica Bank, FSB, as Servicer <F3>
      x) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      y) PHH Mortgage Corporation, as Servicer <F3>
      z) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F3>
     aa) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation <F3>
     bb) U.S. Bank Home Mortgage, as Servicer <F3>
     cc) Washington Mutual Bank, as Servicer <F3>
     dd) Wells Fargo Bank, N.A., as Servicer <F3>
     ee) Wells Fargo Bank, N.A., as Master Servicer <F1>
     ff) Wells Fargo Bank, N.A., as Securities Administrator <F1>
     gg) Wells Fargo Bank, N.A., as Custodian <F1>
     hh) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F3>


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

    Date: August 4, 2008


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
